Form 10-K
period 2005-03-07
GS MORTGAGE SECURITIES CORP. GSAMP TRUST 2004-HE2
filed 2005-03-31
CIK 1299274

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-100818-44

                             GS Mortgage Securities Corp.,
                    (as Depositor under the Pooling and Servicing
                  Agreement, dated as of July 1, 2004, providing for
                 the issuance of GSAMP Trust 2004-HE2, Mortgage Pass-
                           Through Certificates Series, 2004-HE2)
              (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-6357101
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          85 Broad Street
           NEW YORK, NEW YORK                             10004
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212)902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

     Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2004 the number of holders of record for the registered certificates was 12 based on the Trustee's records.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Chase Manhattan Mortgage Corporation for Year End December 31, 2004

         Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Chase Manhattan Mortgage Corporation for Year End
         December 31, 2004

         Exhibit 99.3 Servicer's Annual Statement of Compliance for Countrywide Home Loans Servicing LP for Year End
         December 31, 2004

         Exhibit 99.4 Servicer's Annual Independent Accountant's Report for Countrywide Home Loans Servicing LP for Year End
         December 31, 2004

         Exhibit 99.5 Servicer's Annual Statement of Compliance for Ocwen Federal Bank FSB for Year End December 31, 2004

         Exhibit 99.6 Servicer's Annual Independent Accountant's Report for Ocwen Federal Bank FSB for Year End December 31, 2004

         Exhibit 99.7 Servicer's Annual Statement of Compliance for Ameriquest Mortgage Company for Year End December 31, 2004

         Exhibit 99.8 Servicer's Annual Independent Accountant's Report for Ameriquest Mortgage Company for Year End December 31, 2004

         Exhibit 99.9 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2004.

     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GS Mortgage Securities Corp.,
                                   as Depositor


                                       By: /s/: Michelle Gill
                                                Michelle Gill
                                                Vice President


     Date: March 30, 2005


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.

Exhibit 31

CERTIFICATION

Re: GSAMP Trust 2004-HE2 (the "Trust") Mortgage Pass-Through Certificates,
 Series 2004-HE2, issued pursuant to the Pooling and Servicing Agreement, dated as of July 1, 2004 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., as depositor (the "Depositor"), Ocwen Federal Bank FSB, as servicer ("Ocwen"), Chase Manhattan Mortgage Corporation, as servicer ("Chase"), Countrywide Home Loans Servicing LP, as Servicer, Ameriquest Mortgage Company, as Responsible Party and Deutsche Bank National Trust Company, as trustee (the "Trustee")

I, Michelle Gill, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Pooling and Servicing Agreement for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicers have fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicers' compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee, Chase, Countrywide and Ocwen.

Date: March 30, 2005
/s/: Michelle Gill
Michelle Gill
Vice President

Exhibit 99.1

Chase company logo here

OFFICER'S CERTIFICATE
CHASE HOME FINANCE LLC
MORTGAGE PASS THROUGH CERTIFICATE

Pursuant to the applicable Pooling and Servicing Agreement (see Exhibit "A") attached hereto and incorporated herein by this reference), Chase Home Finance LLC, successor by merger to Chase Manhattan Mortgage Corporation, hereby provides the following Officers" Certificate:

(i) A review of the activities of the Master Servicer (the "Servicer") during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made under my supervision; and

(ii) to the best of my knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under each Agreement in all material respects throughout such year.

/s/  Douglas C. Stephens
Douglas C. Stephens
Vice President
Default Loan Servicing

March 15, 2005

Exhibit A

Deutsche ID            Deal Name                   ASOC

MS04C6                  Morgan Stanley 2004-NC6    Chase
MS04C7                  Morgan Stanley 2004-NC7    Chase
MS04C8                  Morgan Stanley 2004-NC8    Chase
MS04H1                  Morgan Stanley 2004-HE1    Chase
MS04H2                  Morgan Stanley 2004-HE2    Chase
MS04H3                  Morgan Stanley 2004-HE3    Chase
MS04H4                  Morgan Stanley 2004-HE4    Chase
MS04H5                  Morgan Stanley 2004-HE5    Chase
MS04H6                  Morgan Stanley 2004-HE6    Chase
MS04H7                  Morgan Stanley 2004-HE7    Chase
MS04H8                  Morgan Stanley 2004-HE8    Chase
GS04C1                  GSAA 2004-NC1              Chase
GS04H1                  GSAMP 2004-HE1             Chase
GS0403                  GSAA 2004-3                Chase
FF0403                  GSAMP 2004-FF3             Chase
GS0405                  GSAA 2004-5                Chase
GS04H2                  GSAMP 2004-HE2             Chase
LH0401                  Lehman Sail 2004-1         Chase

Exhibit 99.2

PricewaterhouseCoopers logo here

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Home Finance LLC:

We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31,2004 included in the accompanying management assertion (see Exhibit I).
 Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



By: /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
March 11, 2005











JP Morgan Chase logo here

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 11, 2005

As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards (the "standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, ("USAP"). These standards are applicable only to Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.


/S/:  Thomas L. Wind
      Thomas L. Wind
      Co-Chief Executive Officer
      Chase Home Finance LLC

/S/:  Scott Powell
      Scott Powell
      Co-Chief Executive Officer
      Chase Home Finance LLC

/S/:  Terry L. Gentry
      Terry L. Gentry
      SVP of Servicing
      Chase Home Finance LLC

Exhibit 99.3


Countrywide Home Loans company logo here

400 Countrywide Way
Simi Valley, California 93065-6298

March 23, 2005

GOLDMAN SACHS (CRA ARM)
85 Broad Street 6th Floor
New York, NY  10004
Attn:  John Makarinos

OFFICER'S CERTIFICATE

I, Joseph Candelario, herby certify that I am the First Vice President, Loan Administration of Countrywide Home loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the applicable servicing agreements (the "Servicing Agreements") with respect to the transactions listed on Exhibit A (collectively, the "Servicers") for Countrywide Mortgage Obligations, Inc. and Countrywide Home Loan Servicing, LP, the following:

I have reviewed the activities and performance of each Servicer during the fiscal year ended December 31, 2004 under the applicable Servicing Agreements and, to the best of my knowledge, based on my review, each Servicer has fulfilled all of its duties, responsibilities or obligations under the Servicing Agreements throughout the fiscal year.

By: /s/: Joseph Candelario
Joseph Candelario
Date: March 23, 2005
First Vice President
Compliance Officer
Loan Administration

re:  Investor Numbers:  7002449, 7801017, 7801019, 7801020, 7801021,
7801023, 7801025, 7801028, 7801029, 7801059, 7801119, 7801125, 3001173,
7003965, 7004080, 7004136, 7004142, 7004245, 7004336, 7004337, 7004338,
7004398, 7004550, 7004633, 7004634, 7004635, 7004649, 7004737, 7004773,
7004779, 7004858, 7004863, 7004874, 7004875, 3770130.

Exhibit A


GSR 2004-2F
GSR 2004-3F
GSR 2004-4
GSR 04-5
GSR 2004-7
GSR 04-8F
GSR 2004-9
GSR 04-10F
GSR 04-11
GSR 2004-12
GSR 2004-14
GSR 2004-15F

GSAMP 2004-AR1
GSAMP 2004-AR2
GSAMP 2004-HE2

GSAA 04-CW1
GSAA 2004-3
GSAA 04-5
GSAA 04-7
GSAA 04-8
GSAA 04-9
GSAA 04-10
GSAA 2004-11

Exhibit 99.4

KPMG logo here


KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loan Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: KPMG LLP

March 17, 2005

Countrywide Home Loans logo here

2900 Madera Road
Simi Valley, California 93065-6298
(805) 955-1000

Management's Assertion
March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.

/s/: Thomas K McLaughlin
     Thomas K McLaughlin
     Executive Managing Director and
     Chief Financial Officer

/s/: Kevin Meyers
     Kevin Meyers
     Managing Director, Chief Financial Officer
     Loan Administration

Exhibit 99.5

Ocwen logo here

Ocwen Federal Bank FSB
Compliance Certification Year Ended December 31, 2004
GSAMP 2004 HE2

The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that a review of the activities of the Servicer during the calendar year ending December 31, 2004 and of the performance of the Servicer under the Pooling and Servicing Agreement for, dated July 1, 2004 GSAMP Trust 2004-HE2 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.

By: /s/: Scott W. Anderson
Scott W. Anderson, Senior Vice President

Dated: March 15, 2005




Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
Mail to: P.O Box 24737, West Palm Beach, FL 33416-4737

Exhibit 99.6

PRICEWATERHOUSECOOPERS logo here

PricewaterhouseCoopers, LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832-0038
Facsimile (561) 805-8181

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors
of Ocwen Federal Bank FSB:

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, including examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliation and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: PricewaterhouseCoopers LLP

March 29, 2005

Ocwen logo here


MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 11, 2005

As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

    Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved be someone other than the person who prepared the reconciliation; and documents explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

    Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look-back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back date by using a 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.

Ocwen logo here

Management has implemented a corrective action plan to revise the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.





/s/: Ronald M Faris
     Ronald M Faris
     President

/s/: Scott W. Anderson
     Scott W. Anderson
     Senior Vice President of Residential Assets

/s/: Brian J. LaForest
     Brian J. LaForest
     Director of Investor Reporting

/s/: Paul E. Neff
     Paul E. Neff
     Director of Servicing Operations

Exhibit 99.7

Servicer's Statement of Compliance

The undersigned Officer certifies the following for the 2004 fiscal year.

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported as appropriate and is set forth below.

Exceptions: None.

(B) The Servicer is currently an approved FNMA (#23221-000-1) and FHLMC (#298704) servicer in good standing;

(C) The Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Service Guide are currently in the process of being renewed; a copy of the related declaration page evidencing each such policy will follow under separate cover;

(D) All Custodial Accounts have been reconciled in accordance with the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide;

(E) All information statements required to be filed pursuant to Internal Revenue Code section 6050H, 6050J and/or 6050P have been timely filed; and

(F) The Servicer has a viable contingency plan to minimize financial loss and disruptions of service to the institutions and customers it serves and to ensure a timely resumption of operations in the event of a disaster.


This certification covers the period of January 1, 2004 through December 31, 2004.




Ameriquest Mortgage Company

By: /s/: Jane Johnson
By:      Jane Johnson
Title:   Executive Vice President
         Loan Servicing Division

GOLDMAN SACHS & CO. DISTRIBUTION LIST

Re:  GSAMP 2004-AR1; GSAMP 2004-AR2; GSAMP 2004-HE2; GSAMP 2004-HE10

Trustee:

Deutsche Bank National Trust Company
1761 East St. Andrew Place
Santa Ana, CA  92705-4934
Attention:  Ronaldo Reyes

Bond Insurer:

Financial Guaranty Insurance Company
125 Park Avenue
New York, New York  10017

Financial Security Assurance, Inc.,
350 Park Avenue
New York, NY  10022
Attention:  Transaction Oversight

Rating Agencies:

Fitch Ratings, Inc.
One State Street
30th Floor, Residential Mortgage
New York, New York 10004
Attn:  Quincy Tang

Moodys Investor Service, Inc.
99 Church Street, 4th Floor
New York, NY  10007

Standard & Poor's
55 Water Street, 41st Floor
New York, New York  10041-0003
Attn:  Residential Mortgage Surveillance Group

Exhibit 99.8

Deloitte
Deloitte & Touche LLP

Suite 1200
695 Town Center Drive
Costa Mesa, CA 92626-7188
USA
Tel: +1 714 436 7100
Fax: +1 714 436 7200
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Audit Committee
Ameriquest Mortgage Company

We have examined manangement's assertion that Ameriquest Mortgage Company (the "Company") has complied, as of and for the year ended December 31, 2004,with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on Mangement's Asserertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, including examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.


In our opinion, Management's Assertion that the Company complied with the aforementioned minimum servicing standards, as of and for the year ended December 31, 2004, is fairly stated, in all material respects, based on the criteria as set forth in Appendix I.


/s/: Deloitte & Touche LLP
Deloitte & Touche LLP
February 28, 2005

Ameriquest Mortgage Company logo here

February 28, 2005

Management's Assertion

As of and for the year ended December 31, 2004, Ameriquest Mortgage Company (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period Ameriquest Mortgage Company was covered by a fidelity bond ranging from $50,000,000 to $100,000,000 and an errors and omissions policy of $15,000,000.







/s/: Wayne Lee
     Wayne Lee
     President

/s/: Jane Johnson
     Jane Johnson
     Executive Vice President
     Director of Loan Servicing

/s/: Karen Christensen
     Karen Christensen
     Executive Vice President
     Chief Financial Officer


1100 Town & Country Road, Suite 1100, Orange, CA 92868 Phone (714) 541-9960

APPENDIX I

MIMIMUM SERVICING STANDARDS
AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S
UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   a   Be mathematically accurate;

   b   Be prepared within forty-five (45) calendar days after the cutoff;

   c Be reviewed and approved by someone other than the person who prepared the reconciliation; and

   d Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguard so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.